Form 10-K
period 2002-12-31
CHASE MANHATTAN BANK USA CHASE CREDIT CARD OWNER TR 1999-3
filed 2003-03-31
CIK 1095661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Fiscal Year Ended: December 31, 2002

                               OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________________ to _________________

                        Commission file number 333-84400

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

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES |X|    NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $54,347,141.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.

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

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class              No. of Holders
         -----              --------------
           A                     71
           B                     11
           C                      4

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:


Chase Credit Card Owner Trust Series  Name & Address of Participant                   Original Certificate      % Class
1999-3                                                                                 Principal Balance
-------------------------------------------------------------------                   ---------------------     --------
Class A                               The Bank of New York                                    $109,690,000       12.90%
                                      One Wall Street
                                      New York, NY  10286

                                      Boston Safe Deposit and Trust Company                   $176,321,000       20.74%
                                      525 William Penn Place, Suite 3148
                                      Pittsburgh, PA  15259

                                      Brown Brothers Harriman & Co.                           $138,720,000       16.32%
                                      140 Broadway
                                      New York, NY  10005

                                      Deutsche Bank Trust Company Americas                     $46,650,000        5.49%
                                      648 Grassmere Park Road
                                      Nashville, TN  37211

                                      JPMorgan Chase Bank                                     $144,833,000       17.04%
                                      Proxy/Class Actions/Bankruptcy
                                      14201 Dallas Pkwy
                                      Dallas, TX  75254

Class B                               Deutsche Bank Securities Inc.                             $5,000,000       10.35%
                                      1251 Avenue of the Americas
                                      New York, NY  10020

                                      JPMorgan Chase Bank                                      $40,010,000       82.85%
                                      Proxy/Class Actions/Bankruptcy
                                      14201 Dallas Pkwy
                                      Dallas, TX  75254

Class C                               Citibank, N.A.                                           $10,000,000       14.79%
                                      3800 Citibank Center B3-15
                                      Tampa, FL  33610

                                      Deutsche Bank Trust Company Americas                     $16,000,000       23.66%
                                      648 Grassmere Park Road
                                      Nashville, TN  37211




                                      JPMorgan Chase Bank                                      $15,000,000       22.18%
                                      Proxy/Class Actions/Bankruptcy
                                      14201 Dallas Pkwy
                                      Dallas, TX  75254

                                      Wachovia Bank N.A. - Phila. Main                         $26,615,000       39.36%
                                      530 Walnut Street, 1st Floor
                                      Philadelphia, PA  19101



Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number:     Description:
         ---------------     ------------

            99.1             Annual Servicer's Certificate pursuant to Section
                             3.05 of the Agreement.

            99.2             Management Report on Internal Controls.

            99.3             Annual Independent Accountants Report pursuant to
                             Section 3.06 of the Agreement.

            99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter 2002:

            Date        Items Reported         Financial Statements
         ----------     --------------         --------------------
         10/01/2002          5, 7              Monthly report to Noteholders
                                               dated 9/16/2002

         10/22/2002          5, 7              Monthly report to Noteholders
                                               dated 10/15/2002

         11/15/2002          5, 7              Monthly report to Noteholders
                                               dated 11/15/2002

         12/17/2002          5, 7              Monthly report to Noteholders
                                               dated 12/16/2002

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003


                                 Chase Credit Card Owner Trust 1999-3

                                 by: Chase Manhattan Bank USA, National
                                 Association, as Servicer


                                 By:  /s/ Patricia M. Garvey
                                 ----------------------------------------------
                                 Name:  Patricia M. Garvey
                                 Title: Vice President

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

                                INDEX TO EXHIBITS

Exhibit Number:     Description:
---------------     ------------
    99.1            Annual Servicer's Certificate pursuant to Section 3.05
                    of the Agreement.

    99.2            Management Report on Internal Controls.

    99.3            Annual Independent Accountants Report pursuant to Section
                    3.06 of the Agreement.

    99.4            Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.